Form 10-Q
period 2021-06-30
Sandbridge X2 Corp
filed 2021-08-13
CIK 1842729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes  ☒    No  ☐
As of
August

13
, 2021, there were 23,817,701 shares of Class A common stock, $0.0001 par value, and 5,954,425 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SANDBRIDGE X2 CORP.
QUARTERLY REPORT ON FORM
10-Q

Page
Part I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1

Condensed Statements of Operations for the Three Months Ended June 30, 2021 and for the Period from January 15, 2021 (Inception) Through June 30, 2021 (Unaudited)	2

Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2021 and for the Period from January 15, 2021 (Inception) Through June 30, 2021 (Unaudited)	3

Condensed Statement of Cash Flows for the Period from January 15, 2021 (Inception) Through June 30, 2021 (Unaudited)	4

Notes to Condensed Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20

Item 4. Controls and Procedures	20

Part II. Other Information

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Mine Safety Disclosures	21

Item 5. Other Information	21

Item 6. Exhibits	22

Part III. Signatures	23

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SANDBRIDGE X2 CORP.
CONDENSED BALANCE SHEET
JUNE 30, 2021
(UNAUDITED)

ASSETS
Current assets
Cash	$830,626
Prepaid expenses	586,699

Total Current Assets	1,417,325
Cash and marketable securities held in Trust Account	238,180,520

TOTAL ASSETS	$239,597,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities
Accrued expenses	$92,223
Accrued offering costs	2,211

Total Current Liabilities	94,434
Warrant liability	13,070,674
Deferred underwriting fee payable	8,336,195

Total Liabilities	21,501,303

Commitments and Contingencies
Class A common stock subject to possible redemption 21,309,654 shares at $10.00 per share redemption value	213,096,538
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,508,047 shares issued and outstanding (excluding 21,309,654 shares subject to possible redemption)	252
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,954,425 shares issued and outstanding	595
Additional paid-in capital	8,290,278
Accumulated deficit	(3,291,121)

Total Stockholders’ Equity	5,000,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$239,597,845

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM
JANUARY 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021(UNAUDITED)

	For the Three Months Ended June 30, 2021	For the Period from January 15, 2021 (Inception) through June 30, 2021
Operating costs	$342,307	$424,979

Loss from operations	(342,307)	(424,979)
Other income (loss):
Change in fair value of warrants	(4,730,339)	(2,489,652)
Transaction costs allocated to warrant liability	—	(380,000)
Interest earned on marketable securities held in Trust Account	2,580	3,043
Dividend earned on marketable securities held in Trust Account	467	467

Loss before income taxes	(4,727,292)	(2,866,142)
Provision for income taxes	—	—
Net loss	$(5,069,599)	$(3,291,121)

Weighted average shares outstanding of Class A redeemable common stock	23,817,701	23,817,701

Basic and diluted net income (loss) per share, Class A redeemable common stock	$—	—

Weighted average shares outstanding of Class B non-redeemable common stock	5,954,425	5,823,341

Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$(0.85)	$(0.57)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM
JANUARY 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance — January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,325,000	633	24,367	—	25,000
Sale of 23,817,701 Units, net of fair value allocated to public warrants	23,817,701	2,382	—	—	231,426,278	—	231,428,660
Transaction costs, net of allocation to warrant liabilities	—	—	—	—	(12,996,865)	—	(12,996,865)
Excess consideration received for purchase of Private Placement warrants by Sponsor	—	—	—	—	2,930,868	—	2,930,868
Forfeiture of Founder Shares	—	—	(370,575)	(38)	38	—	—
Common stock subject to possible redemption	(21,816,613)	(2,181)	—	—	(218,163,952)	—	(218,166,133)
Net income	—	—	—	—	—	1,778,478	1,778,478

Balance – March 31, 2021	2,001,088	$201	5,954,425	$595	$3,220,734	$1,778,478	$5,000,008

Common stock subject to possible redemption	506,960	51	—	—	5,069,544	—	5,069,595
Net loss	—	—	—	—	—	(5,069,599)	(5,069,599)

Balance – June 30, 2021	2,508,048	$252	5,954,425	$595	$8,290,278	$(3,291,121)	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(3,291,121)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,043)
Dividend earned on marketable securities held in Trust Account	(467)
Transaction costs allocated to warrant liability	380,000
Change in fair value of warrant liability	2,489,652
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(586,699)
Accrued expenses	92,223

Net cash used in operating activities	(919,455)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(238,177,010)

Net cash used in investing activities	(238,177,010)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	238,177,010
Proceeds from sale of Private Placement Warrants	6,763,540
Proceeds from promissory note – related party	250,000
Repayment of promissory note – related party	(250,000)
Payment of offering costs	(5,038,459)

Net cash provided by financing activities	239,927,091

Net Change in Cash	830,626
Cash – Beginning of period	—

Cash – End of period	$830,626

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$218,166,133

Change in value of Class A common stock subject to possible redemption	$5,069,595

Deferred underwriting fees	$8,336,195

Offering costs included in accrued expenses	$2,211

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity from inception through June 30, 2021 relates to the Company’s formation, and the initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Following the closing of the Initial Public Offering on March 12, 2021, an amount of $238,177,010 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States. The funds in the Trust Account will be invested in U.S. government securities or exchange traded funds, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule
2a-7
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
JUNE 30, 2021
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

SANDBRIDGE X2 CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable. This liability will not apply with respect to claims by a third party who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account
.
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
as filed with the SEC on March 15, 2021. The interim results for the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
JUNE 30, 2021
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
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three
months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.
The Company’s portfolio of investments held in the Trust Account also can include investments in money market funds that invest in U.S. government securities. The Company records investments money market funds that invest in U.S. government securities at fair value and are determined using available market information.
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
Offering Costs
Offering costs consist of legal, accounting and underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $12,996,865, net of offering costs allocable to the warrant liability, were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs of $380,000 allocated to the issuance of warrants were expensed and included in the condensed statement of operations.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 21,309,654 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.
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

SANDBRIDGE X2 CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the condensed statement of operations. The fair value of the warrants is estimated using quoted prices in an active market (see Note 9).
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had a deferred tax asset of approximately $678,000, which had a full valuation allowance recorded against it of approximately $678,000.
The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the Three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up
costs (discussed above), which are not currently deductible.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 12,448,261 shares of Class A common stock in the calculation of diluted net income
(loss) per share, since the exercise price of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.
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

SANDBRIDGE X2 CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended June 30, 2021	For the period from January 15, 2021 (inception through June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$2,580	$3,043
Dividend Income	467	467
Less: Income and Franchise Tax	(3,047)	(3,510)

Net Earnings (Loss)	—	—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,817,701	23,817,701
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—
Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net loss	$(5,069,999)	$(3,291,121)
Redeemable Net Earnings	—	—
Non-Redeemable Net Earnings	$(5,069,999)	$(3,291,121)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,954,425	5,823,341
Earnings/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.85)	$(0.57)

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
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU 2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The
ASU 2020-06
also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the
ASU 2020-06
did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

SANDBRIDGE X2 CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On January 25, 2021, the Sponsor purchased 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, which the Company used to cover certain offering costs. In February 2021, the Sponsor transferred 40,000 shares to independent director Ramez Toubassy, 40,000 shares to independent director Domenico De Sole, and 30,000 shares to an advisor, Tommy Hilfiger. In March 2021, the Sponsor transferred 25,000 shares to independent director Cynthia Isgrig. In March 2021, the Company effected an 11:10 stock split resulting in an aggregate of 6,325,000 Founder Shares. The Founder Shares included an aggregate of up to 825,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was exercised, so that the number of Founder Shares would equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 370,575 Founder Shares were forfeited and 454,425 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 5,954,425 Founder Shares outstanding.
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
Administrative Support Agreement
The Company entered into an agreement, commencing on March 9, 2021, to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of a Business Combination and its liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021, the Company incurred $30,000 and $40,000, respectively in fees for these services, all of which is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.
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

The Promissory Note is no longer available to the Company.

SANDBRIDGE X2 CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into warrants, at a price of $1.50 per warrant, of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, no Working Capital Loans were outstanding.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements were issued. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

SANDBRIDGE X2 CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

As a result of the underwriters’ election to partially exercise their over-allotment, the underwriters are entitled to a deferred fee of $8,336,195. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters did not receive any upfront underwriting discount or commissions on the 1,980,000 Units purchased by the PIMCO private fund, which is a member of the Sponsor, but certain underwriters will receive deferred underwriting commissions with respect to such Units
.
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 2,508,047 shares of Class A common stock issued and outstanding, excluding 21,309,654 shares of Class A common stock subject to possible redemption.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2021, there were 5,954,425 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share. Prior to the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors.
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
On May 25, 2021, the Company received a notice from the New York Stock Exchange (the “NYSE”) indicating that the Company was not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file the Quarterly Report on Form
10-Q
for the quarter ended March 31, 2021 (the “Q1 2021 Form
10-Q”)
with the SEC. The notice had no immediate effect on the listing or trading of the Company’s securities on the NYSE. The NYSE informed the Company that it had six months from May 24, 2021 to file the Q1 2021 Form
10-Q
with the SEC and could regain compliance with the NYSE listing standards at any time prior to that date by filing its Q1 2021
Form 10-Q.
The Company filed the Q1 2021
Form 10-Q
on June 22, 2021.
NOTE 8. WARRANTS
Warrants
As of June 30, 2021, there were 7,939,234 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
JUNE 30, 2021
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
Redemption of warrants when the price per Class
 A common stock equals or exceeds $18.00
. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants (except as described herein with respect to the Private Placement Warrants):

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
Redemption of warrants when the price per Class
 A common stock equals or exceeds $10.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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
As of June 30, 2021, there were 4,509,027 Private Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Bill-backed Exchange Traded Funds	1	$238,180,520
Liabilities:
Warrant liability – Public warrants	1	$8,336,196
Warrant liability – Private Placement Warrants	2	$4,734,478
At June 30, 2021, assets held in the Trust Account were comprised of $238,180,520 in
U.S. Treasury Bill-backed Exchange Traded Funds
. During the period from January 15, 2021 (inception) through June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

Warrants—Initial Measurement
The Company utilized a binomial lattice model to value the warrants on March 12, 2021, the date of the Company’s Initial Public Offering. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third
of one Public Warrant), and (ii) the sale of Private Placement Warrants, and (iii) the issuance of shares of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free
interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
Warrants - Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants for each quarterly reporting period is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurement of the Private Placement Warrants for each quarterly reporting period is classified as Level 2 due to the use of a quoted market price for a similar liability. During the period from January 15, 2021 (inception) through June 30, 2021, Public and Private Placement warrants were reclassified from Level 3 (at initial measurement) to Level 1 and Level 2, respectively.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
The following table provides quantitative information regarding Level 3 fair value measurements:

At March 12, 2021 (Initial Measurement)
Unit price	$10.00
Strike price	$11.50
Term (in years)	1.0
Volatility	13.5
Risk-free rate	1.08%
Dividend yield	0.0
Fair value of warrants	$0.85
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 15, 2021	$—	$—	$—
Initial measurement on March 12, 2021	3,832,673	6,748,349	10,581,022
Change in fair value of warrant liability	901,805	1,587,847	2,489,652

Fair value as of June 30, 2021	$4,734,478	$8,336,196	$13,070,674

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare and consumate the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest and dividend income on marketable securities held in our trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from January 15, 2021 (inception) through June 30, 2021, we had net loss of $3,291,121 which consists of operating costs of $424,979, transaction costs allocated to warrant liability of $380,000 and a change in the fair value of our warrant liability of $2,489,652, offset by interest income on marketable securities held in the Trust Account of $3,043 and dividend income of $467.
For the three months ended June 30, 2021, we had net loss of $5,069,599 which consists of operating costs of $342,307, a change in the fair value of our warrant liability of $4,730,339, offset by interest income on marketable securities held in the Trust Account of $2,580 and dividend income of $467.
Liquidity and Capital Resources
Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of our Class B common stock by the Sponsor and loans from our Sponsor.
On March 12, 2021, we completed the Initial Public Offering of 23,817,701 Units, which included the partial exercise by the underwriters of their over-
allotment option in the amount of 1,817,701 Units, at $10.00 per Unit, generating gross proceeds of $238,177,010. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 4,509,027 Private Placement Warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $6,763,540.
Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $238,177,010 was placed in the Trust Account. We incurred $13,376,865 in Initial Public Offering related costs, consisting of $4,367,540 in cash underwriting fees, $8,336,195 of deferred underwriting fees and $673,130 of other offering costs.

For the period from January 15, 2021 (inception) through June 30, 2021, cash used in operating activities was $919,455. Net loss of $3,291,121 was affected by transaction costs allocated to warrant liability of $380,000, interest earned on marketable securities held in the Trust Account of $3,043 and dividend earned on marketable securities held in the Trust Account of $467, and change in the fair value of the warrant liability of $2,489,652. Changes in operating assets and liabilities used $494,476 of cash for operating activities.
As of June 30, 2021, we had marketable securities held in the Trust Account of $238,180,520 consisting of exchange traded funds.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest and dividend earned on the Trust Account (less income taxes payable), to complete our Business Combination. We may withdraw interest and dividend to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had cash of $830,626 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
On May 25, 2021, the Company received a notice from the New York Stock Exchange (the “NYSE”) indicating that the Company was not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file the Quarterly Report on Form
10-Q
for the quarter ended March 31, 2021 (the “Q1 2021 Form
10-Q”)
with the SEC. The notice had no immediate effect on the listing or trading of the Company’s securities on the NYSE. The NYSE has informed the Company that it will have six months from May 24, 2021 to file the Q1 2021
Form 10-Q
with the SEC and may regain compliance with the NYSE listing standards at any time prior to that date by filing its Q1 2021
Form 10-Q.
The Company filed the Q1 2021
Form 10-Q
on June 22, 2021.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities that would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, solely due to the Company’s restatement of its balance sheet as of March 12, 2021 to reclassify the Company’s warrants to liabilities in accordance with applicable accounting policies, our disclosure controls and procedures were not effective as of June 30, 2021. We have corrected the accounting for the warrants in the March 31, 2021 Quarterly Report on Form
10-Q.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated March 9, 2021, among the Company and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters(1)

3.1	Amended and Restated Certificate of Incorporation(1)

4.1	Warrant Agreement, dated March 9, 2021, between Continental Stock Transfer & Trust Company and the Company(1)

10.1	Warrant Purchase Agreement, dated March 9, 2021, between the Company and Sandbridge X2 Holdings LLC(1)

10.2	Investment Management Trust Account Agreement, dated March 9, 2021, between Continental Stock Transfer & Trust Company and the Company(1)

10.3	Registration and Stockholder Rights Agreement, dated March 9, 2021, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto(1)

10.4	Letter Agreement, dated March 9, 2021, among the Company, the Sponsor, certain investors in the Sponsor and each of the directors, officers and other initial stockholders of the Company(1)

10.5	Administrative Services Agreement, dated March 9, 2021, between the Company and Sandbridge Capital, LLC(1)

10.6	Form of Indemnification Agreement between the Company and each of the officers and directors of the Company(1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 15, 2021 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDBRIDGE X2 CORP.

Date: August 13, 2021	By:	/s/ Ken Suslow
	Name:	Ken Suslow
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Richard Henry
	Name:	Richard Henry
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)