Form 10-Q
period 2021-09-30
Sandbridge X2 Corp
filed 2021-11-08
CIK 1842729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40183

SANDBRIDGE X2 CORP
(Exact name of registrant as specified in its charter)

Delaware	86-1544667
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 5th Ave, 23rd Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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
November 5
, 2021, there were 23,817,701 shares of Class A common stock, $0.0001 par value, and 5,954,425 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SANDBRIDGE X2 CORP
QUARTERLY REPORT ON FORM
10-Q

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (Inception) Through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (Inception) Through September 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from January 15, 2021 (Inception) Through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

PART
I-FINANCIAL
INFORMATION
Item 1. Financial Statements.
SANDBRIDGE X2 CORP
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(UNAUDITED)

ASSETS
Current assets
Cash	$703,604
Prepaid expenses	499,496

Total Current Assets	1,203,100
Investments held in Trust Account	238,183,585

TOTAL ASSETS	$239,386,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Current liabilities
Accrued expenses	$1,106,484
Accrued offering costs	2,211

Total Current Liabilities	1,108,695
Warrant liability	9,585,161
Deferred underwriting fee payable	8,336,195

Total Liabilities	19,030,051

Commitments and Contingencies
Class A common stock subject to possible redemption, 23,817,701 shares at $10.00 per share redemption value	238,177,010
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized (excluding 23,817,701 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,954,425 shares issued and outstanding	595
Additional paid-in capital	—
Accumulated deficit	(17,820,971)

Total Stockholders’ Deficit	(17,820,376)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$239,386,685

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP
CONDENSED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM
JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Period from January 15, 2021 (Inception) through September 30, 2021
Operating costs	$1,228,486	$1,653,465

Loss from operations	(1,228,486)	(1,653,465)
Other income (loss):
Change in fair value of warrant liability	3,485,513	995,861
Transaction costs allocated to warrant liability	—	(380,000)
Interest earned on marketable securities held in Trust Account	—	3,043
Dividend earned on marketable securities held in Trust Account	3,065	3,532

Other income, net	3,488,578	622,436
Income (loss) before provision for income taxes	2,260,092	(1,031,029)
Provision for income taxes	—	—

Net income (loss)	$2,260,092	$(1,031,029)

Weighted average shares outstanding of Class A redeemable common stock	23,817,701	19,478,444

Basic and diluted net income (loss) per share, Class A redeemable common stock	$0.08	(0.04)

Weighted average shares outstanding of Class B non-redeemable common stock	5,954,425	5,871,969

Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.08	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM
JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Changes in Stockholder’ Deficit
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit
Balance, January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,325,000	633	24,367	—	25,000
Excess consideration received for purchase of Private Placement warrants by Sponsor	—	—	—	—	2,930,868	—	2,930,868
Forfeiture of Founder Shares	—	—	(370,575)	(38)	38	—	—
Accretion of Class A common stock to redemption amount		—	—		(2,955,273)	(16,789,942)	(19,745,215)
Net income	—	—	—	—	—	1,778,478	1,778,478

Balance , March 31, 2021	—	—	5,954,425	595	—	(15,011,464)	(15,010,869)
Net loss	—	—	—	—	—	(5,069,599)	(5,069,599)

Balance , June 30, 2021	—	—	5,954,425	595	—	(20,081,063)	(20,080,468)
Net income	—	—	—	—	—	2,260,092	2,260,092
Balance , September 30, 2021	—	$—	5,954,425	$595	$—	$(17,820,971)	$(17,820,376)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,031,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,043)
Dividend earned on marketable securities held in Trust Account	(3,532)
Transaction costs allocated to warrant liability	380,000
Change in fair value of warrant liability	(995,861)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(499,496)
Accrued expenses	1,106,484

Net cash used in operating activities	(1,046,477)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(238,177,010)

Net cash used in investing activities	(238,177,010)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units	238,177,010
Proceeds from sale of Private Placement Warrants	6,763,540
Proceeds from promissory note—related party	250,000
Repayment of promissory note—related party	(250,000)
Payment of offering costs	(5,038,459)

Net cash provided by financing activities	239,927,091

Net Change in Cash	703,604
Cash—Beginning of period	—

Cash—End of period	$703,604

Non-Cash investing and financing activities:
Initial fair value of warrant liability associated with warrants	$10,581,022

Deferred underwriting fees	$8,336,195

Offering costs included in accrued expenses	$2,211
Forfeiture of Founder Shares	$38
The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Sandbridge X2 Corp (the “Company”) was incorporated in Delaware on January 15, 2021. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity from inception through September 30, 2021 relates to the Company’s formation, and the initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

SANDBRIDGE X2 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

SANDBRIDGE X2 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
as filed with the SEC on March 15, 2021. The interim results for the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Liquidity
As of September 30, 2021, the Company had approximately $704,000 in its operating bank account, working capital of approximately $94,000 and investments held in the Trust Account of approximately $238.0 million. Interest income on the balance in the Trust Account may be used to pay the Company’s franchise and income tax obligations. Management intends to use substantially all of the funds held in the Trust Account to complete a business combination and to pay the Company’s expenses relating thereto, with any remainder used to fund the combined company’s working capital and for general corporate purposes post-closing.
The Company’s liquidity needs up to the closing of the Initial Public Offering were satisfied through the receipt of $25,000 from the Sponsor to purchase Class B common stock and the loan under the Note (as defined in Note 4) of
$250,000
. The Company fully repaid the Note on March 15, 2021. The Company’s operations following the closing of the Initial Public Offering have been funded by the portion of the proceeds from the sale of Private Placement Warrants not held in the Trust Account. The Company may raise additional capital through loans or additional investments from the Sponsor or the Sponsor’s members. The Sponsor is not obligated to loan the Company additional funds or make additional investments, but may do so from time to time to meet the Company’s working capital needs.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its liquidity needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures and structuring, negotiating and consummating the business combination.

SANDBRIDGE X2 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Cash and Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account also can include investments in money market funds that invest in U.S. government securities. The Company records investments in money market funds that invest in U.S. government securities at fair value which is determined using available market information.
Offering Costs
Offering costs consist of legal, accounting and underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $12,996,865, net of offering costs allocable to the warrant liability, were charged to stockholders’ deficit upon the completion of the Initial Public Offering. Offering costs of $380,000 allocated to the issuance of warrants were expensed and included in the condensed statements
of operations.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period, if necessary. Increases or decreases in the carrying value of redeemable shares are affected by charges against retained earnings or, in the absence of retained earnings, by charges against additional paid-in
capital. Accordingly, at September 30, 2021, all of the shares of Class A common stock subject to possible redemption (23,817,701) are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.
At September 30, 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$238,177,010
Less:
Allocation to Public Warrants	(6,748,349)
Class A common stock issuance costs	(12,996,866)
Add:
Accretion of carrying value to redemption value	19,745,215
Class A common stock subject to possible redemption at September 30, 2021	$238,177,010
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

SANDBRIDGE X2 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the condensed statement of operations. The fair value of the warrants was estimated using the binomial lattice method (see Note 9).
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had a deferred tax asset of approximately $403,000, which had a full valuation allowance recorded against it of approximately $403,000.
The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. During the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up
costs (discussed above), which are not currently deductible.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) per Common Share
The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net loss per ordinary share is computed by dividing the pro rata net loss between the Class A common stock and the Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable

f
or 12,448,261
shares of Class A common stock in the aggregate.

SANDBRIDGE X2 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		For the period from January 15, 2021 (inception) through
	September 30, 2021		September 30, 2021

	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$1,808,074	$452,018	$(792,210)	$(238,819)
Denominator:
Basic and diluted weighted average shares outstanding	23,817,701	5,954,425	19,478,444	5,871,969
Basic and diluted net loss per share of common stock	$0.08	$0.08	$(0.04)	$(0.04)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1
5
, 2021. Adoption of the ASU
2020-06
did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any
 other
recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

SANDBRIDGE X2 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,509,027 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $6,763,540. Of the private placement proceeds received, $3,832,672 of proceeds were recorded as the private placement warrant liability and
$2,930,868 represents consideration received by the Sponsor in excess of the warrants’ fair value. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.
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
Administrative Support Agreement
The Company entered into an agreement, commencing on March 9, 2021, to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of a Business Combination and its liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021, the Company incurred $30,000 and $70,000, respectively, in fees for these services,
$40,000
of which
is
included in accounts payable and accrued expenses
as of September 30, 2021
in the accompanying condensed balance sheet.
See Note 4 above regarding the private placement of warrants purchased by the Sponsor in connection with our Initial Public Offering.
Promissory Note—Related Party
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

SANDBRIDGE X2 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into warrants, at a price of $1.50 per warrant, of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, no Working Capital Loans were outstanding.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements were issued. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Registration and Stockholder Rights
Pursuant to a registration and stockholder rights agreement entered into on March 9, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) and certain security holders holding Public Shares, whether purchased in the Initial Public Offering or thereafter in the open market, are entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). Any holder of at least 20% of the outstanding registrable securities owned by these holders will be entitled to make up to two demands, excluding short-form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration and stockholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up
period. The Company will bear certain expenses incurred in connection with the filing of any such registration statements.
In addition, pursuant to the registration and stockholder rights agreement, upon consummation of a Business Combination, the Sponsor and the future holders of Founder Shares (or securities into which the Founder Shares convert) held by the Sponsor shall be entitled to designate three individuals for nomination for election to the Company’s board of directors for so long as they continue to hold, collectively, at least 50% of the Founder Shares (or the securities into which such Founder Shares convert) held by such persons on the date of the final prospectus for the Initial Public Offering. Thereafter, such initial stockholders will be entitled to designate (i) two individuals for nomination for election to the Company’s board of directors for so long as they continue to hold, collectively, at least 30% of the Founder Shares (or the securities into which such Founder Shares convert) held by such persons on the closing of the Initial Public Offering and (ii) one individual for nomination for election to the Company’s board of directors for so long they continue to hold, collectively, at least 20% of the Founder Shares (or the securities into which such Founder Shares convert) held by such persons on the date of the final prospectus for the Initial Public Offering.
Underwriting Agreement
On March 12, 2021, the underwriters elected to partially exercise their over-allotment option to purchase an additional 1,817,701 Units.

SANDBRIDGE X2 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The underwriters are entitled to a deferred IPO underwriting fee
 o
f $8,336,195. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters did not receive any upfront underwriting discount or commissions on the 1,980,000 Units purchased by the PIMCO private fund, which is a member of the Sponsor, but certain underwriters will receive deferred underwriting commissions with respect to such Units.
NOTE 7. STOCKHOLDERS’
DEFICIT
Preferred Stock
-
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 23,817,701 shares of Class A common stock issued and outstanding, of which all have been classified as Class A common stock subject to possible redemption.
Class
 B Common Stock
- The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2021, there were 5,954,425 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share. Prior to the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors.
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
NOTE 8. WARRANTS
As of September 30, 2021, there were 7,939,234 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

SANDBRIDGE X2 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, there were 4,509,027 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Investments held in Trust Account—U.S. Treasury Bill-backed Exchange Traded Funds	1	$238,183,585
Liabilities:
Warrant liability—Public warrants	3	$6,113,210
Warrant liability—Private Placement Warrants	3	$3,471,951
At September 30, 2021, assets held in the Trust Account were comprised of $238,183,585 in U.S. Treasury Bill-backed Exchange Traded Funds. During the period from January 15, 2021 (inception) through September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

Warrants—Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants for each quarterly reporting period is classified as Level 1 when an observable market quote in an active market is available. When an observable market quote in an active market is not available, a binomial lattice model is used to value the warrant liability, and the Public Warrants are classified as Level 3. The subsequent measurement of the Private Placement Warrants for each quarterly reporting period is classified as Level 2 when a quoted market price for a similar liability is available. When an observable market quote is not available, a binomial lattice model is used and the Private Placement Warrants are classified as Level 3. For the three months ended September 30, 2021, the warrant liability for the public warrants was transferred from Level 1 to Level 3 and the Private Placement warrants were reclassified from Level 2 to Level 3.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 12, 2021 (Initial Measurement)	At September 30, 2021
Unit price	$10.00	$9.71
Strike price	$11.50	$11.50
Term (in years)	1.0	0.45
Volatility	13.5%	13.4%
Risk-free rate	1.08%	1.05%
Dividend yield	0.0	0.00%
Fair value of warrants	$0.85	$0.77
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 15, 2021	$—	$—	$—
Initial measurement on March 12, 2021	3,832,673	6,748,349	10,581,022
Change in fair value of warrant liability	901,805	1,587,847	2,489,652

Fair value as of June 30, 2021	$4,734,478	$8,336,196	$13,070,674
Change in fair value of warrant liability	(1,262,527)	(2,222,986)	(3,485,513)

Fair value as of September 30, 2021	$3,471,951	$6,113,210	$9,585,161

NOTE 10. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
I
n the Company’s balance sheet dated March 12, 2021, filed on

Form 8-K

on March 18, 2021, and in the Company’s 10-Q for the period ended March 31, 2021, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity above
$5 million on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001.
As the Company can only complete a business combination if, together with all other net tangible assets available to the Company upon closing of the business combination, there is sufficient equity from Public Shares that elect not to redeem in connection with a business combination it was deemed appropriate to classify a portion of public shares required to keep its stockholders’ equity above
$5
million as part of
stockholders’ equity. However, in light of recent comment letters issued by the SEC to multiple special purpose acquisition companies, management re-evaluated

the Company’s accounting classification of public shares. Upon re-evaluation,

management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of March 12, 2021, should be revised to report all public shares as temporary equity. As such, the Company is revising its March 12, 2021 condensed balance sheet in this Quarterly Report.
Impact of the Revision
The impact to the balance sheet dated March 12, 2021, filed on

Form 8-K

on March 18, 2021, and restated in the 10-Q as of March 31, 2021, filed June 22, 2021 related to the impact of accounting for all public shares as temporary equity resulted in a $11.6 million increase to the Class A common stock subject to redemption mezzanine equity line item on March 12, 2021, and an offsetting decrease to total stockholders’ equity which is reflected in the changes to the Class A common stock, additional paid-in
capital, and accumulated deficit lines.

	As of March 12, 2021
	As Previously Determined	Revision Adjustment	As Revised
Class A common stock, $0.0001 par value; stock subject to possible redemption at redemption value of $10	$215,626,658	$22,550,352	$238,177,010

Stockholders’ equity (deficit):
Class A common stock—$0.0001 par value	226	(226)	—
Class B common stock—$0.0001 par value	595	—	595
Additional paid-in capital	5,380,188	(5,380,188)	—
Accumulated deficit	(381,000)	(17,169,938)	(17,550,938)

Total stockholders’ equity (deficit)	$5,000,009	$(22,550,352)	$(17,550,343)

Shares subject to possible redemption	21,562,666	2,255,035	23,817,701

NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this quarterly report on Form
10-Q
(the “Quarterly Report”) to “we,” “us” or the “Company” refer to Sandbridge X2 Corp References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Sandbridge X2 Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare and consummate the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest and dividend income on marketable securities held in our trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from January 15, 2021 (inception) through September 30, 2021, we had a net loss of $1,031,029 which consists of operating costs of $1,653,465, transaction costs allocated to warrant liability of $380,000, offset by a change in the fair value of our warrant liability of $995,861, interest income on marketable securities held in the Trust Account of $3,043 and dividend income of $3,532.
For the three months ended September 30, 2021, we had net income of $2,260,092 which consists of operating costs of $1,228,486, offset by a change in the fair value of our warrant liability of $3,485,513 and dividend income of $3,065.
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

For the period from January 15, 2021 (inception) through September 30, 2021, cash used in operating activities was $1,046,477. Net loss of $1,031,029 was affected by transaction costs allocated to warrant liability of $380,000, interest earned on marketable securities held in the Trust Account of $3,043 and dividend income earned on marketable securities held in the Trust Account of $3,532, and change in the fair value of the warrant liability of $995,861. Changes in operating assets and liabilities provided $606,988 of cash for operating activities.
As of September 30, 2021, we had marketable securities held in the Trust Account of $238,183,585 consisting of exchange traded funds.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest and dividend income earned on the Trust Account (less income taxes payable), to complete our Business Combination. We may withdraw interest and dividend income to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had cash of $703,604 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The loans would be repaid upon consummation of a Business Combination, without interest.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities that would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Warrant Liability
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging” under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement

at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statement of operations. The fair value of the warrants was estimated using the binomial lattice method.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheet.
Net Income (Loss) Per Common Share
Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in

Rules 13a-15(e)

and

15d-15(e)

under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
The previously reported material weakness related to the misapplication of accounting for the Company’s warrants as liabilities was remediated during the quarter ended September 30, 2021. There were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of a Material weakness in Internal Control Over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our management and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of September 30, 2021.

PART
II-OTHER
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

SANDBRIDGE X2 CORP

Date: November 8, 2021	By:	/s/ Ken Suslow
	Name:	Ken Suslow
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Richard Henry
	Name:	Richard Henry
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)