Form 10-Q/A
period 2021-09-30
Sandbridge X2 Corp
filed 2021-12-03
CIK 1842729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of November 5, 2021, there were 23,817,701 shares of Class A common stock, $0.0001 par value, and 5,954,425 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE
Sandbridge X2 Corp, a Delaware corporation (the “Company”) is filing this amended Form 10-Q/A (“Form 10-Q/A”) to amend the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2021 (the “Original Report”), to restate the Company’s financial statements and related footnote disclosures as of September 30, 2021 and for the period from January 15, 2021 (Inception) through September 30, 2021. This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.
Background of Restatement
The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on March 12, 2021. Historically, a portion of the Class A Common Stock was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Pursuant to such re-evaluation, the Company’s management has determined that the Class A Common Stock includes certain provisions that require classification of the Class A Common Stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination.
On November 24, 2021, the Company’s management team concluded that the Company’s (i) previously issued audited balance sheet as of March 12, 2021 as previously restated in the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 22, 2021 (the “Q1 Form 10-Q”); (ii) the Company’s unaudited quarterly financial statements as of March 31, 2021 and for the period from January 15, 2021 (Inception) through March 31, 2021 included in the Q1 Form 10-Q, and (iii) the Company’s unaudited quarterly financial statements as of June 30, 2021 and for the period from January 15, 2021 (Inception) through June 30, 2021 included in the Company’s quarterly report on Form 10-Q filed with the SEC on August 13, 2021 (the “Non-Reliance Affected Financial Statements”), should be restated to report all Class A Common Stock as temporary equity and should no longer be relied upon. As such, the Company is restating the Company’s financial statements for the periods affected by the Non-Reliance Affected Financial Statements in this Form 10-Q/A. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares.
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO.
The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Non-Reliance Affected Financial Statements should no longer be relied upon. On November 26, 2021, the Company filed a Current Report on Form 8-K disclosing management’s conclusion that the Non-Reliance Affected Financial Statements should no longer be relied upon.
Internal Control Considerations
The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective for the periods covered by the Non-Reliance Affected Financial Statements. For a discussion of the Company’s remediation plan with respect to such material weakness, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.
Items Amended in this Form 10-Q/A
This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:
Part I, Item 1. Financial Statements
Part I, Item 4. Controls and Procedures
In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

SANDBRIDGE X2 CORP
QUARTERLY REPORT ON FORM 10-Q

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (Inception) Through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (Inception) Through September 30, 2021 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from January 15, 2021 (Inception) Through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	27
Item 6. Exhibits	27
Part III. Signatures	28

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

SANDBRIDGE X2 CORP
CONDENSED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM
JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Period from January 15, 2021 (Inception) through September 30, 2021
Operating costs	$1,228,486	$1,653,465

Loss from operations	(1,228,486)	(1,653,465)
Other income (loss):
Change in fair value of warrant liability	3,485,513	995,861
Transaction costs allocated to warrant liability	—	(380,000)
Interest earned on marketable securities held in Trust Account	—	3,043
Dividend earned on marketable securities held in Trust Account	3,065	3,532

Other income, net	3,488,578	622,436
Income (loss) before provision for income taxes	2,260,092	(1,031,029)
Provision for income taxes	—	—

Net income (loss)	$2,260,092	$(1,031,029)

Weighted average shares outstanding of Class A common stock	23,817,701	18,720,528

Basic and diluted net income (loss) per share, Class A common stock	$0.08	(0.04)

Weighted average shares outstanding of Class B common stock	5,954,425	5,857,551

Basic and diluted net income (loss) per share, Class B common stock	$0.08	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM
JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Changes in Stockholder’ Deficit
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit
Balance, January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,325,000	633	24,367	—	25,000
Excess consideration received for purchase of Private Placement warrants by Sponsor	—	—	—	—	2,930,868	—	2,930,868
Forfeiture of Founder Shares	—	—	(370,575)	(38)	38	—	—
Accretion of Class A common stock to redemption amount		—	—		(2,955,273)	(16,789,942)	(19,745,215)
Net income	—	—	—	—	—	1,778,478	1,778,478

Balance , March 31, 2021 as restated, see Note 10	—	—	5,954,425	595	—	(15,011,464)	(15,010,869)
Net loss	—	—	—	—	—	(5,069,599)	(5,069,599)

Balance , June 30, 202 1 as restated, see Note 10	—	—	5,954,425	595	—	(20,081,063)	(20,080,468)
Net income	—	—	—	—	—	2,260,092	2,260,092
Balance , September 30, 2021	—	$—	5,954,425	$595	$—	$(17,820,971)	$(17,820,376)

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
Liquidity and Capital Resources
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
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		For the period from January 15, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss, as adjusted	$1,808,074	$452,018	$(792,210)	$(238,819)
Denominator:
Basic and diluted weighted average shares outstanding	23,817,701	5,954,425	18,720,528	5,857,551
Basic and diluted net loss per share of common stock	$0.08	$0.08	$(0.04)	$(0.04)

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
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 15, 2021. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any
 other
recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

1
1

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

1
3

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

1
4

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

1
5

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

1
6

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

1
7

NOTE 10. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the change in presentation for the Class

A common stock subject to possible redemption, management determined it should restate its
previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering that it had improperly valued its Class A common stock subject to possible redemption. The Company previously classified as temporary equity the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock, while also taking into consideration that redemptions cannot result in net tangible assets being less than $5,000,001. Management determined that the
Class A common stock issued in
the
Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the temporary equity should include all Class A common stock subject to possible redemption. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to
additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income pro rata between the Class A common stock and the Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income of the Company.
This reclassification adjustment resulted in no change in the Company’s total assets, liabilities, or operating results. The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As of June 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Common stock subject to possible redemption	$213,096,538	$25,080,472	$238,177,010
Stockholders’ equity (deficit)
Class A common stock—$0.0001 par value	252	(252)	—
Class B common stock—$0.0001 par value	595	—	595
Additional paid-in capital	8,290,278	(8,290,278)	—
Accumulated deficit	(3,291,121)	(16,789,942)	(20,081,063)
Total S tockholders’ equity (deficit)	$5,000,004	$(25,080,472)	$(20,080,468)

	Three Months Ended June 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Weighted average shares outstanding of Class A common stock, basic and diluted	23,817,701	—	23,817,701
Weighted average shares outstanding of Class B common stock, basic and diluted	5,954,425	—	5,954,425
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$(0.17)	$(0.17)
Basic and diluted net income (loss) per share, Class B common stock	$(0.85)	$0.68	$(0.17)

	Period from January 15, 2021 (inception) through June 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows
Non-cash investing and financing activities
Initial classification of Class A common stock subject to redemption	218,166,133	(218,166,133)	—
Change in value of Class A common stock subject to redemption	5,069,595	(5,069,595)	—

	Period from January 15, 2021 (inception) through June 30, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Weighted average shares outstanding of Class A common stock, basic and diluted	23,817,701	(7,939,234)	15,878,467
Weighted average shares outstanding of Class B common stock, basic and diluted	5,954,425	(150,562)	5,803,863
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$(0.15)	$(0.15)
Basic and diluted net income (loss) per share, Class B common stock	$(0.57)	$0.42	$(0.15)

	As of March 31, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Common stock subject to possible redemption	$218,166,133	$20,010,877	$238,177,010
Stockholders’ equity (deficit)
Class A common stock - $0.0001 par value	201	(201)	—
Class B common stock - $0.0001 par value	595	—	595
Additional paid-in capital	3,220,734	(3,220,734)	—
Retained earnings (Accumulated deficit)	1,778,478	(16,789,942)	(15,011,464)

Total Stockholders’ equity (deficit)	$5,000,008	$(20,010,877)	$(15,010,869)

	Period from January 15, 2021 (inception) through March 31, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Weighted average shares outstanding of Class A common stock, basic and diluted	23,817,700	17,702,344	6,115,356
Weighted average shares outstanding of Class B common stock, basic and diluted	5,639,823	(18,643)	5,621,180
Basic and diluted net income (loss) per share, Class A common stock	$0.00	$0.15	$0.15
Basic and diluted net income (loss) per share, Class B common stock	$0.32	$(0.17)	$0.15

	Period from January 15, 2021 (inception) through March 31 , 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows
Non-cash investing and financing activities
Initial classification of Class A common stock subject to redemption	218,161,568	(218,161,568)	—
Change in value of Class A common stock subject to redemption	4,565	(4,565)	—

	As of March 12, 2021
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Common stock subject to possible redemption	$215,626,658	$22,550,352	$238,177,010
Stockholders’ equity (deficit)
Class A common stock - $0.0001 par value	226	(226)	—
Class B common stock - $0.0001 par value	595	—	595
Additional paid-in capital	5,380,188	(5,380,188)	—
Accumulated deficit	(381,000)	(17,169,938)	(17,550,938)
Total Stockholders’ equity (deficit)	$5,000,009	$(22,550,352)	$(17,550,343)

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to a failure to correctly apply the nuances of the complex accounting standards that apply to our financial statements, including with respect to certain complex financial instruments, which resulted in the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.
Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting
In light of this material weakness, the Company’s management has expended, and will continue to expend, effort and resources for the remediation and improvement of our internal control over financial reporting. Specifically, we have expanded and improved our review process for complex securities and related accounting standards, including enhancing access to accounting literature and further consulting third-party professionals with expertise in such complex accounting applications. Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SANDBRIDGE X2 CORP

Date: December 3, 2021	By:	/s/ Ken Suslow
	Name:	Ken Suslow
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 3, 2021	By:	/s/ Richard Henry
	Name:	Richard Henry
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)