Form 10-Q
period 2022-03-31
Sandbridge X2 Corp
filed 2022-05-13
CIK 1842729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).    Yes  ☒     No  ☐
As of May
13
, 2022, there were 23,817,701 shares of Class A common stock, $0.0001 par value, and 5,954,425 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SANDBRIDGE X2 CORP
QUARTERLY REPORT ON FORM
10-Q

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the Period from January 15, 2021 (Inception) Through March 31, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2022 and for the Period from January 15, 2021 (Inception) Through March 31, 2021	3
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the Period from January 15, 2021 (Inception) Through March 31, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	24
Item 6. Exhibits	24
Part III. Signatures	25

PART
I-FINANCIAL
INFORMATION
Item 1. Financial Statements.
SANDBRIDGE X2 CORP
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021

ASSETS
Current Assets
Cash	$171,905	$587,754
Prepaid expenses and other current assets	485,938	412,294

Total Current Assets	657,843	1,000,048
Investments held in Trust account	238,190,583	238,188,617

Total Assets	$238,848,426	$239,188,665

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,588,970	$1,706,863
Accrued offering costs	2,211	2,211

Total Current Liabilities	1,591,181	1,709,074
Warrant liability	5,726,200	6,971,026
Deferred underwriting fee payable	8,336,195	8,336,195

Total Liabilities	15,653,576	17,016,295

Commitments and Contingencies
Class A common stock, $0.0001 par value; subject to possible redemption, 23,817,701 shares at $10.00 per share of redemption value	238,177,010	238,177,010
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized (excluding 23,817,701 shares subject to possible redemption) March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized 5,954,425 shares issued and outstanding March 31, 2022 and December 31, 2021	595	595
Additional paid in capital	—	—
Accumulated deficit	(14,982,755)	(16,005,235)

Total Stockholders’ Deficit	(14,982,160)	(16,004,640)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$238,848,426	$239,188,665

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2022	For the period from January 15, 2021 (Inception) through March 31, 2021
General and administrative expenses	$224,312	$82,672

Loss from operations	(224,312)	(82,672)

Other income (expense):
Dividend earned on investments held in Trust A ccount	1,966	—
Transaction costs related to issuance of warrants	—	(380,000)
Change in fair value of warrants liability	1,244,826	2,240,687
Interest earned on marketable securities held in Trust Account	—	463

Other income, net	1,246,792	1,861,150

Income before provision for income taxes	1,022,480	1,778,478
Provision for income taxes	—	—

Net income	$1,022,480	$1,778,478

Weighted average shares outstanding of Class A common stock	23,817,701	6,115,356

Basic and diluted net income per common share, Class A common stock	$0.03	$0.15

Weighted average shares outstanding of Class B common stock	5,954,425	5,621,180

Basic and diluted net income per common share, Class B common stock	$0.03	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2022

	Changes in Stockholders’ Deficit
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit

Balance, January 1, 2022	—	$—	5,954,425	$595	$—	$(16,005,235)	$(16,004,640)
Net income	—	—	—	—	—	1,022,480	1,022,480

Balance, March 31, 2022 (unaudited)	—	$—	5,954,425	$595	$—	$(14,982,755)	$(14,982,160)

FOR THE PERIOD FROM
JANUARY 15, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Changes in Stockholders’ Deficit
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit

Balance, January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,325,000	633	24,367	—	25,000
Excess consideration received for purchase of Private Placement warrants by Sponsor	—	—	—	—	2,930,868	—	2,930,868
Forfeiture of Founder Shares	—	—	(370,575)	(38)	38	—	—
Accretion of Class A common stock to redemption amount		—	—		(2,955,273)	(16,789,942)	(19,745,215)
Net income	—	—	—	—	—	1,778,478	1,778,478

Balance, March 31, 2021 (unaudited)	—	$—	5,954,425	$595	—	$(15,011,464)	$(15,010,869)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2022	Period from January 15, 2021 (Inception) to March 31, 2021

Cash Flows from Operating Activities:
Net income	$1,022,480	$1,778,478
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	—	(463)
Dividend earned on investments held in Trust Account	(1,966)	—
Transaction costs related to issuance of warrants	—	380,000
Change in fair value of warrant liability	(1,244,826)	(2,240,687)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(73,644)	(673,901)
Accrued expenses	(117,893)	52,223

Net cash used in operating activities	(415,849)	(704,350)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(238,177,010)

Net cash used in investing activities	—	(238,177,010)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	238,177,010
Proceeds from sale of Private Placements Warrants	—	6,763,540
Proceeds from promissory note - related party	—	250,000
Repayment of promissory note - related party	—	(250,000)
Payment of offering costs	—	(5,038,459)

Net cash provided by financing activities	—	239,927,091

Net Change in Cash	(415,849)	1,045,731
Cash - Beginning of period	587,754	—

Cash - End of period	$171,905	$1,045,731

Non-Cash investing and financing activities:
Deferred underwriting fees	$—	$8,336,195

Offering costs included in accrued expenses	$2,211	$2,211

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity from inception through March 31, 2022 relates to the Company’s formation, and the initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Transaction costs for the Initial Public Offering amounted to $13,341,815, consisting of $4,367,540 in cash underwriting fees, $8,336,195 of deferred underwriting fees and $638,080 of other offering costs.
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
The Sponsor has agreed (a) to waive its redemption rights with respect to its Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
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
10-Q
and Article 8 of
Regulation S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with SEC on March 30, 2022. The interim results for the three months ended March 31, 2022 and for the period from January 15, 2021 (inception) through March 31, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $172,000 in its operating bank account, working capital deficit of approximately $933,000 and investments held in the Trust Account of approximately $238.0 million. Interest income on the balance in the Trust Account may be used to pay the Company’s franchise and income tax obligations. Management intends to use substantially all of the funds held in the Trust Account to complete a business combination and to pay the Company’s expenses relating thereto, with any remainder used to fund the combined company’s working capital and for general corporate purposes post-closing.
The Company’s operations following the closing of the Initial Public Offering have been funded by the portion of the proceeds from the sale of Private Placement Warrants not held in the Trust Account. The Company may raise additional capital through loans or additional investments from the Sponsor or the Sponsor’s members. The Sponsor is not obligated to loan the Company additional funds or make additional investments, but may do so from time to time to meet the Company’s working capital needs. Management has determined that if the Company is unable to complete a Business Combination during the Combination Period (as defined in Note 1), then the Company will cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”)
205-40
“Going Concern,” as of March 31, 2022, management has determined that the working capital deficit and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by March 12, 2023. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as going concern.
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates unaudited and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 or December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account includes
investments in money market funds that invest in U.S. government securities. The Company records investments in money market funds that invest in U.S. government securities at fair value which is determined using available market information.
Offering Costs
Offering costs consist of legal, accounting and underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $
12,961,816 net of offering costs allocable to the warrant liability, were charged to stockholders’ deficit and accreted to Class A common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs of $380,000 allocated to the issuance of warrants were expensed and included in the unaudited condensed statements of operations.

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
capital. Accordingly, at March 31, 2022
 and December 31, 2021,
all 23,817,701 of the shares of Class A common stock that were subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.
At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$238,177,010
Less:
Allocation to Public Warrants	(6,748,349)
Class A common stock issuance costs	(12,961,816)
Add:
Accretion of carrying value to redemption value	19,710,165

Class A common stock subject to possible redemption	$238,177,010

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the condensed statement of operations. The initial fair value of the warrants was estimated using the binomial lattice method (see Note 9).
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022, the Company had a deferred tax asset of approximately $45,000, which had a full valuation allowance recorded against it of approximately $45,000. As of December 31, 2021, the Company had a deferred tax asset of approximately $43,000, which had a full valuation allowance recorded against it of approximately $43,000.
The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. During the three months ended March 31, 2022 and for the period from January 15, 2021 (inception) through March 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2022 and for the period from January 15, 2021 (inception) through March 31, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up
costs (discussed above), which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021.
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
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		For the period from January 15, 2021 (inception) through
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:

Allocation of net income	$817,984	$204,496	$926,681	$851,797
Denominator:
Basic and diluted weighted average shares outstanding	23,817,701	5,954,425	6,115,356	5,621,180
Basic and diluted net income per share of common stock	$0.03	$0.03	$0.15	$0.15
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal
Deposit
Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the derivative assets and liabilities.

Recent Accounting Standards
In August 2020, the FASB issued Accounting Standard Update (“ASU”)
No. 2020-06,
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The Company adopted the ASU on January 1, 2022. Adoption of the ASU
2020-06
did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

NOTE 3. PUBLIC OFFERING
The Company sold 23,817,701 Units in the Initial Public Offering, which included the partial exercise by the underwriters of their over-allotment option in the amount of 1,817,701 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).
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
Administrative Support Agreement
The Company entered into an agreement, commencing on March 9, 2021, to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of the completion of a Business Combination and its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and for the period from January 15, 2021 (inception) through March 31, 2021, the Company incurred $30,000 and $10,000, respectively, in fees for these services, $20,000 and $10,000 of which is included in accounts payable and accrued expenses as of March 31, 2022 and December 31, 2021, respectively, in the accompanying condensed balance sheet.

Promissory Note—Related Party
On January 25, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $250,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. The Company repaid all amounts due under the promissory note on March 15, 2021. The Promissory Note is no longer available to the Company.

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into warrants, at a price of $1.50 per warrant, of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

See Note 9

Subsequent Events.
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
$0.35 per unit, or $
8,336,195
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

NOTE 6. STOCKHOLDERS’ DEFICIT
Preferred Stock
-
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021,
there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021,
there were 23,817,701 shares of Class A common stock issued and outstanding, of which all have been classified as Class A common stock subject to possible redemption.
Class
 B Common Stock
- The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021,
there were 5,954,425 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share. Prior to the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors.
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
NOTE 7. WARRANTS
As of March 31, 2022 and December 31, 2021, there were 7,939,234 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
As of March 31, 2022 and December 31, 2021, there were 4,509,027 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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
each reporting period.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account—U.S. Treasury Bill-backed Money Market Funds	1	$238,190,583	1	$238,188,617
Liabilities:
Warrant liability—Public warrants	2	$3,652,048	1	$4,445,971
Warrant liability—Private Placement Warrants	2	$2,074,152	2	$2,525,055
At March 31, 2022, assets held in the Trust Account were comprised of $238,190,583 in U.S. Treasury Bill-backed Money Market Funds. During the three months ended March 31, 2022 and March 31, 2021, the Company did not withdraw any interest income from the Trust Account.
Warrants—Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants for each quarterly reporting period is classified as Level 1 when an observable market quote in an active market is available. When the Public Warrants do not trade in an active market on the measurement date , the Public Warrants are classified as Level 2. When an observable market quote in an active market is not available, a binomial lattice model is used to value the warrant liability, and the Public Warrants are classified as Level 3. The subsequent measurement of the Private Placement Warrants for each quarterly reporting period is classified as Level 2 when a quoted market price for a similar liability is available. When an observable market quote is not available, a binomial lattice model is used and the Private Placement Warrants are classified as Level 3.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

At March 31, 2021

Unit price	$10.00
Strike price	$11.50
Term (in years)	1.0
Volatility	13.5%
Risk-free rate	1.08%
Dividend yield	0.0
The following table presents the changes in the fair value of warrant liability for the period from January 15, 2021 (Inception) to March 31, 2021:

	Private Placement	Public	Warrant Liability
Fair value as of January 15, 2021	$—	$—	$—
Initial measurement on March 12, 2021	3,832,673	6,748,349	10,581,022
Change in fair value of warrant liability	(811,625)	(1,429,062)	(2,240,687)

Fair value as of March 31, 2021	$3,021,048	$5,319,287	$8,340,335

NOTE
9
. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except as discussed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On May 11, 2022, the Company issued a promissory note to its Sponsor permitting borrowings of up to $1,500,000 to provide the Company with working capital. The Company will receive an initial $500,000 under the promissory note, with additional borrowings
available only at the discretion of the Sponsor and its members. The note is non-interest bearing, and is due upon consummation of a Business Combination. The Sponsor may opt to convert the note to warrants at $1.50 per warrant, after the completion of a Business Combination.
The terms of any such warrants issued will be identical to the terms of the Private Placement Warrants (see Note 7). If the Company does not complete a Business Combination, the note will not be repaid and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account
.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2022. The Company’s SEC filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare and consummate the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest and dividend income on marketable securities held in our trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from January 15, 2021 (inception) through March 31, 2021, we had a net income of $1,778,478 which consists of operating costs of $82,672, transaction costs allocated to warrant liability of $463,000, offset by a change in the fair value of our warrant liability of $2,240,687, interest income on investment held in the Trust Account.
For the three months ended March 31, 2022, we had net income of $1,022,480 which consists of operating costs of $224,312, offset by a change in the fair value of our warrant liability of $1,244,826 and dividend income of $1,966.
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
For the three months ended March 31, 2022, cash used in operating activities was $415,849. Net income of $1,022,480 was affected by dividends earned on marketable securities held in the Trust Account of $1,966 and change in the fair value of the warrant liability of $1,244,826. Changes in operating assets and liabilities used $191,537 of cash from operating activities. For the period from January 15, 2021 (inception) through March 31, 2021, cash used in operating activities was $704,350. Net income of $1,778,478 was affected by transaction costs allocated to warrant liability of $380,000, interest earned on marketable securities held in the Trust Account of $463, and change in the fair value of the warrant liability of $2,240,687. Changes in operating assets and liabilities used $621,678 of cash from operating activities.
As of March 31, 2022, we had marketable securities held in the Trust Account of $238,190,583 consisting of money market funds.
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
As of March 31, 2022, we had cash of $171,905 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities that would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in
Rules 13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were not effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
Other than the steps taken to remediate the material weakness identified in prior periods and further described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
An investment in our securities involves a high degree of risk. For a detailed discussion of the risks that affect our business please refer to the section title “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2022 (the “2021 Form 10-K”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2021 Form 10-K.
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
S-1MEF
(File
No. 333-254069)
(together, the “Registration Statements”). The SEC declared the registration statements effective on March 9, 2021.
Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units, the Company consummated the private placement of 4,509,027 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $6,763,540.50. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Warrants, which were purchased by the Sponsor, are identical to the warrants underlying the Units sold in the Initial Public Offering, except that, if held by the Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption under certain redemption scenarios (except in certain redemption scenarios when the price per share of Class A common stock equals or exceeds $10.00 (as adjusted)), (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company under all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to, and are governed by, the Warrant Agreement.
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
We paid a total of $13,341,815 in underwriting discounts and commissions, consisting of $4,367,540 in cash underwriting fees, $8,336,195 of deferred underwriting fees and $638,080 for other costs in connection with the Initial Public Offering.
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

SANDBRIDGE X2 CORP

Date: May 13, 2022	By:	/s/ Ken Suslow
	Name:	Ken Suslow
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Richard Henry
	Name:	Richard Henry
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)