Form 10-Q
period 2022-06-30
Sandbridge X2 Corp
filed 2022-08-10
CIK 1842729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 10
,
2022, there were 23,817,701 shares of Class A common stock, $0.0001 par value, and 5,954,425 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SANDBRIDGE X2 CORP
QUARTERLY REPORT ON FORM
10-Q

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the three months ended June 30, 2021 and for the Period from January 15, 2021 (Inception) Through June 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022 and for the three months ended June 30, 2021 and for the Period from January 15, 2021 (Inception) Through June 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Six months ended June 30, 2022 and for the Period from January 15, 2021 (Inception) Through June 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	24
Item 6. Exhibits	24
Part III. Signatures	25

PART
I-FINANCIAL
INFORMATION
Item 1. Financial Statements.
SANDBRIDGE X2 CORP
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31,
	(Unaudited)	2021
ASSETS
Current Assets
Cash	$303,105	$587,754
Prepaid expenses and other current assets	405,800	412,294

Total Current Assets	708,905	1,000,048
Investments held in Trust account	238,534,138	238,188,617

Total Assets	$239,243,043	$239,188,665

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,624,956	$1,706,863
Promissory Note, Sponsor	500,000	—
Accrued offering costs	2,211	2,211

Total Current Liabilities	2,127,167	1,709,074
Warrant liability	746,896	6,971,026
Deferred underwriting fee payable	8,336,195	8,336,195

Total Liabilities	11,210,258	17,016,295
Commitments and Contingencies
Class A common stock, $0.0001 par value; subject to possible redemption, 23,817,701 shares at $10.00 per share of redemption value as of June 30, 2022 and December 31, 202 1	238,177,010	238,177,010
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized (excluding 23,817,701 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized 5,954,425 shares issued and outstanding as of June 30, 2022 and December 31, 2021	595	595
Additional paid in capital	—	—
Accumulated deficit	(10,144,820)	(16,005,235)

Total Stockholders’ Deficit	(10,144,225)	(16,004,640)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$239,243,043	$239,188,665

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2021	For the period from January 15, 2021 (inception) to June 30, 2021

General and administrative expenses	$484,924	$342,307	$709,236	$424,979

Loss from operations	(484,924)	(342,307)	(709,236)	(424,979)
Other income (expense):
Dividend earned on investments held in Trust Account	343,555	467	345,521	467
Transaction costs related to issuance of warrants	—	—	—	(380,000)
Change in fair value of warrants liability	4,979,304	(4,730,339)	6,224,130	(2,489,652)
Interest earned on marketable securities held in Trust Account	—	2,580	—	3,043

Other income (expense), net	5,322,859	(4,727,292)	6,569,651	(2,866,142)

Income before provision for income taxes	4,837,935	(5,069,599)	5,860,415	(3,291,121)
Provision for income taxes	—	—	—	—
Net income (loss)	$4,837,935	$(5,069,599)	$5,860,415	$(3,291,121)

Weighted average shares outstanding of Class A common stock	23,817,701	23,817,701	23,817,701	15,878,467
Basic and diluted net income ( l oss) per common share, Class A common stock	$0.16	$(0.17)	$0.20	$(0.15)

Weighted average shares outstanding of Class B common stock	5,954,425	5,954,425	5,954,425	5,472,537
Basic and diluted net income ( l o ss) per common share, Class B common stock	$0.16	$(0.17)	$0.20	$(0.15)

The accompanying notes are an integ
r
al part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Changes in Stockholders’ Deficit
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit
	Shares	Amount	Shares	Amount

Balance, January 1, 2022	—	$—	5,954,425	$595	$—	$(16,005,235)	$(16,004,640)
Net income	—	—	—	—		1,022,480	1,022,480

Balance, March 31, 2022 (unaudited)	—	—	5,954,425	595	$—	(14,982,755)	(14,982,160)
Net income	—	—	—	—		4,837,935	4,837,935

Balance, June 30, 2022 (unaudited)	—	$—	5,954,425	$595	$—	$(10,144,820)	$(10,144,225)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Changes in Stockholders’ Deficit
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit
	Shares	Amount	Shares	Amount

Balance — January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,325,000	633	24,367	—	25,000
Excess consideration received for purchase of Private Placement warrants by Sponsor	—	—	—	—	2,930,868	—	2,930,868
Forfeiture of Founder Shares	—	—	(370,575)	(38)	38	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(2,955,273)	(16,789,942)	(19,745,215)
Net income	—	—	—	—	—	1,778,478	1,778,478

Balance, March 31, 2021 (unaudited)	—	—	5,954,425	595	—	(15,011,464)	(15,010,869)
Net loss	—	—	—	—	—	(5,069,599)	(5,069,599)

Balance, June 30, 2021 (unaudited)	—	$—	5,954,425	$595	$—	$(20,081,063)	$(20,080,468)

The accompa
n
ying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from January 15, 2021 (Inception) to June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$5,860,415	$(3,291,121)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	—	(3,043)
Dividend earned on investments held in Trust Account	(345,521)	(467)
Transaction costs related to issuance of warrants	—	380,000
Change in fair value of warrant liability	(6,224,130)	2,489,652
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,494	(586,699)
Accrued expenses	(81,907)	92,223

Net cash used in operating activities	(784,649)	(919,455)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(238,177,010)

Net cash used in investing activities	—	(238,177,010)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	238,177,010
Proceeds from sale of Private Placements Warrants	—	6,763,540
Proceeds from promissory note - related party	500,000	250,000
Repayment of promissory note - related party	—	(250,000)
Payment of offering costs	—	(5,038,459)

Net cash provided by financing activities	500,000	239,927,091
Net Change in Cash	(284,649)	830,626
Cash - Beginning of period	587,754	—

Cash - End of period	$303,105	$830,626

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$218,166,133

Change in value of Class A common stock subject to possible redemption	$—	$5,069,595

Deferred underwriting fees	$—	$8,336,195

Offering costs included in accrued expenses	$—	$2,211

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022 (Unaudited)
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
As of June 30, 2022, the Company had not commenced any operations. All activity from inception through June 30, 2022 relates to the Company’s formation, and the initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used
.

Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $303,000 in its operating bank account, working capital deficit of approximately $1,418,000 and investments held in the Trust Account of approximately $238.5 million. Dividend earned on the balance in the Trust Account may be used to pay the Company’s franchise and income tax obligations. Management intends to use substantially all of the funds held in the Trust Account to complete a business combination and to pay the Company’s expenses relating thereto, with any remainder used to fund the combined company’s working capital and for general corporate purposes post-closing.
The Company’s operations following the closing of the Initial Public Offering have been funded by the portion of the proceeds from the sale of Private Placement Warrants not held in the Trust Account. The Company may raise additional capital through loans or additional investments from the Sponsor or the Sponsor’s members. The Sponsor is not obligated to loan the Company additional funds or make additional investments, but may do so from time to time to meet the Company’s working capital needs. Management has determined that if the Company is unable to complete a Business Combination during the Combination Period (as defined in Note 1), then the Company will cease all operations except for the purpose of liquidating. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”)
205-40,
“Going Concern,” as of June 30, 2022, management has determined that the working capital deficit and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the filing of this report. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by March 12, 2023. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 or December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account includes investments in money market funds that invest in U.S. government securities. The Company records investments in money market funds that invest in U.S. government securities at fair value which is determined using available market information.
Offering Costs
Offering costs consist of legal, accounting and underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $12,961,816 net of offering costs allocable to the warrant liability were charged to stockholders’ deficit and accreted to Class A common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs of $380,000 allocated to the issuance of warrants were expensed and included in the unaudited condensed statements of o perations
.

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period, if necessary. Increases or decreases in the carrying value of redeemable shares are affected by charges against retained earnings or, in the absence of retained earnings, by charges against additional paid-in
capital. Accordingly, at June 30, 2022 and December
 31, 2021, all 23,817,701 of the shares of Class A common stock that were subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet
s
.
At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the condensed statements of operations. The initial fair value of the warrants was estimated using the binomial lattice method (see Note 8).
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022, the Company had a deferred tax asset of approximately $39,000, which had a full valuation allowance recorded against it of approximately $39,000. As of December 31, 2021, the Company had a deferred tax asset of approximately $43,000, which had a full valuation allowance recorded against it of approximately $43,000.
The Company’s current taxable income primarily consists of dividend earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the six months ended June 30, 2022, the Company recorded no income tax expense. The Company’s effective tax rate for the six months ended June 30, 2022 was approximately 0%, which differs from the expected income tax rate due to the start-up
costs (discussed above), which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) per Common Share
The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income (loss) per ordinary share is computed by dividing the pro rata net loss between the Class A common stock and the Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per share of common stock
does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti- dilutive. The warrants are exercisable for
12,448,261 shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended June 30, 2022		For the three months ended June 30, 2021		For the six months ended June 30, 2022		For the period January 15, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$3,870,348	$967,587	$(4,055,679)	$(1,013,920)	$4,688,332	$1,172,083	$(2,447,564)	$(843,557)
Denominator:
Basic and diluted weighted average shares outstanding	23,817,701	5,954,425	23,817,701	5,954,425	23,817,701	5,954,425	15,878,467	5,472,537
Basic and diluted net income (loss) per share of common stock	$0.16	$0.16	$(0.17)	$(0.17)	$0.20	$0.20	$(0.15)	$(0.15)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts
,
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

Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
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
Administrative Support Agreement
The Company entered into an agreement, commencing on March 9, 2021, to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of completion of a Business Combination and its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022
,
for the three months ended June 30, 202
1
 and for the period from January 15, 2021 (inception) through June 30, 2021, the Company incurred

$30,000
,
 $60,000,
$30,000 and $40,000, respectively
. As of June 30, 2022 and
December 31, 2021
,
$
50,000
and $
10,000

respectively, is included in accounts
 payable and accrued expenses in the accompanying condensed balance sheet
s
.
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

Related Party Loans
On May 11, 2022, the Company issued a promissory note to its Sponsor permitting borrowings of up to $1,500,000 to provide the Company with working capital in order to finance transaction costs in connection with a Business Combination (the “Working Capital Loan”). The Company received an initial $500,000 under the promissory note, with additional borrowings available only at the discretion of the Sponsor and its members. The Working Capital Loan is non-interest
bearing, and is due upon consummation of a Business Combination. If the Company completes a Business Combination, the Company will repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account will be used to repay the Working Capital Loan. If the Company does not complete a Business Combination, the note will not be repaid and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.
As of June 30, 2022 and December 31, 2021,
$500,000

and $0 was outstanding under the Working Capital Loan, respectively.
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

NOTE 6. STOCKHOLDERS’ DEFICIT
Preferred Stock
-
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 23,817,701 shares of Class A common stock issued and outstanding, of which all have been classified as Class A common stock subject to possible redemption.
Class
 B Common Stock
- The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 5,954,425 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share. Prior to the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors.
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
NOTE 7. WARRANTS
As of June 30, 2022 and December 31, 2021, there were 7,939,234 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
As of June 30, 2022 and December 31, 2021, there were 4,509,027 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the
exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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

NOTE 8. FAIR VALUE MEASUREMENTS
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account—Money Market Funds	1	$238,534,138	1	$238,188,617
Liabilities:
Warrant liability—Public W arrants	3	$476,354	1	$4,445,971
Warrant liability—Private Placement Warrants	3	$270,542	2	$2,525,055
At June 30, 2022, assets held in the Trust Account were comprised of $238,534,138 in
Money Market Funds. During the three and six months ended June 30, 2022 and June 30, 2021, the Company did not withdraw any dividend income from the Trust Account.
Warrants—Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants for each quarterly reporting period is classified as Level 1 when an observable market quote in an active market is available. When the Public Warrants do not trade in an active market on the measurement date, the Public Warrants are classified as Level 2. When an observable market quote in an active market is not available, a binomial lattice model is used to value the warrant liability, and the Public Warrants are classified as Level 3. The subsequent measurement of the Private Placement Warrants for each quarterly reporting period is classified as Level 2 when a quoted market price for a similar instrument is available. When an observable market quote is not available, a binomial lattice model is used and the Private Placement Warrants are classified as Level 3. For the three months ended June 30, 2022, the warrant liability for the public and private warrants were transferred from Level 2 to Level 3.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
The following table provides quantitative information regarding Level 3 fair measurements:

At June 30, 2022
Unit price	$9.75
Strike price	$11.50
Term (in years)	0.50
Volatility	0.7%
Risk-free rate	2.99%
Dividend yield	0.0%
Fair value of warrants	$0.06
The following table presents the changes in Level 3 fair value of warrant liability for the six months ended June 30, 2022:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2021	$—	$—	$—
Change in fair value of warrant liability	(2,254,513)	(3,969,617)	(6,224,130)
Transfer to Level 3	2,525,055	4,445,971	6,971,026

Fair value as of June 30, 2022	$270,542	$476,354	$746,896

The following table presents the changes in the fair value of warrant liability for the period from January 15, 2021 (inception) to June 30, 2021:

	Private Placement Warrants	Public Warrants	Warrant Liability

Fair value as of January 15, 2021	$—	$—	$—
Initial measurement on March 12, 2021	3,832,673	6,748,349	10,581,022
Change in fair value of warrant liability	901,805	1,587,847	2,489,652

Fair value as of June 30, 2021	$4,734,478	$8,336,196	$13,070,674

NOTE 9. SUBSEQUENT EVENTS
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare and consummate the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest and dividend income on marketable securities held in our trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from January 15, 2021 (inception) through June 30, 2021, we had a net loss of $3,291,121 which consists of operating costs of $424,979, transaction costs allocated to warrant liability of $380,000 and a change in fair value of our warrant liability of $2,489,652, offset by interest income on marketable securities held in the Trust Account of $3,043 and dividend income of $467.
For the six months ended June 30, 2022, we had net income of $5,860,415 which consists of operating costs of $709,236, offset by a change in the fair value of our warrant liability of $6,224,130 and dividend income of $345,521.
For the three months ended June 30, 2021, we had net loss of $5,069,599, which consisted of operating cost of $342,307, a change in fair value of our warrant liability of $4,730,339, offset by interest income on marketable securities held in Trust Account of $2,580 and dividend income of $467.
For the three months ended June 30, 2022, we had a net income of $4,837,935, which consists of operating costs of $484,924, offset by a change in the fair value of our warrant liability of $4,979,304 and dividend income of $343,555.
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
For the six months ended June 30, 2022, cash used in operating activities was $784,649. Net income of $5,860,415 was affected by dividends earned on marketable securities held in the Trust Account of $345,521 and change in the fair value of the warrant liability of $6,224,130. Changes in operating assets and liabilities used $75,413 of cash from operating activities. For the period from January 15, 2021 (inception) through June 30, 2021, cash used in operating activities was $919,455. Net loss of $3,291,121 was affected by transaction costs allocated to warrant liability of $380,000, interest earned on marketable securities held in the Trust Account of $3,043 and dividend earned on marketable securities held in Trust Account of $467, and change in the fair value of the warrant liability of $2,489,652. Changes in operating assets and liabilities used $494,476 of cash from operating activities.
As of June 30, 2022, we had marketable securities held in the Trust Account of $238,534,138 consisting of money market funds.
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
As of June 30, 2022, we had cash of $303,105 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
On May 11, 2022, the Company issued a promissory note to its Sponsor permitting borrowings of up to $1,500,000 to provide the Company with working capital in order to finance transaction costs in connection with a Business Combination (the “Working Capital Loan”). The Company received an initial $500,000 under the promissory note, with additional borrowings available only at the discretion of the Sponsor and its members. The Working Capital Loan is non-interest
bearing, and is due upon consummation of a Business Combination. If the Company completes a Business Combination, the Company will repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account will be used to repay the Working Capital Loan. The Sponsor may opt to convert the outstanding balance of the Working Capital Loan to warrants, at price of $1.50 per warrant, of the post Business Combination entity (the “Working Capital Loan Warrants”). The terms of the Working Capital Loan Warrants will be identical to the terms of the Private Placement Warrants (see Note 7). If the Company does not complete a Business Combination, the note will not be repaid and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As of June 30, 2022, $500,000 was outstanding under the Working Capital Loan.
We may raise additional capital through loans or additional investments from the Sponsor or Sponsor’s members in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities that would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.

Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement that commenced on March 9, 2021, pursuant to which we pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services and the Working Capital Loan from our Sponsor of up to $1,500,000, of which $500,000 was outstanding as of June 30, 2022. Upon the earlier of the completion of a Business Combination and its liquidation, we will cease paying monthly fees to the Sponsor and will either repay the Working Capital Loan in full or convert the balance of the loan into Working Capital Loan Warrants.
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
Net Income (Loss) Per Common Share
Net income (loss) per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
The previously reported material weakness related to the misapplication of accounting for the Company’s warrants as liabilities was remediated during the quarter ended June 30, 2022. There were no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Remediation of a Material weakness in Internal Control Over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our management and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2022.

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
Except as disclosed below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2021 Form
10-K.
The risk factor in the 2021 Form 10-K under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations” is replaced in its entirety with the following risk factor:
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

31.1 *	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANDBRIDGE X2 CORP

Date: August 10, 2022	By:	/s/ Ken Suslow
	Name:	Ken Suslow
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Richard Henry
	Name:	Richard Henry
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)