Form 10-Q
period 2022-09-30
Sandbridge X2 Corp
filed 2022-11-10
CIK 1842729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 10, 2022, there were 23,817,701 shares of Class A common stock, $0.0001 par value, and 5,954,425 shares of Class B common stock, $0.0001 par value, issued and outstanding.

SANDBRIDGE X2 CORP

QUARTERLY REPORT ON FORM 10-Q

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (Inception) Through September 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (Inception) Through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from January 15, 2021 (Inception) Through September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	26
Item 6. Exhibits	26
Part III. Signatures	27

PART
I-FINANCIAL
INFORMATION

Item 1.	Financial Statements.
SANDBRIDGE X2 CORP
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets
Cash	$156,644	$587,754
Prepaid expenses and other current assets	254,004	412,294

Total Current Assets	410,648	1,000,048
Investments held in Trust Account	239,609,223	238,188,617

Total Assets	$240,019,871	$239,188,665

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,701,169	$1,706,863
Income tax payable	180,925
Promissory Note, Sponsor	500,000	—
Accrued offering costs	2,211	2,211

Total Current Liabilities	2,384,305	1,709,074
Warrant liability	497,930	6,971,026
Deferred underwriting fee payable	8,336,195	8,336,195

Total Liabilities	11,218,430	17,016,295

Commitments and Contingencies
Class A common stock, $0.0001 par value; subject to possible redemption, 23,817,701 shares at $10.03 and $10.00 per share of redemption value as of September 30, 2022 and December 31, 2021, respectively	238,953,254	238,177,010
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; (excluding 23,817,701 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized ; 5,954,425 shares issued and outstanding as of September 30, 2022 and December 31, 2021	595	595
Additional paid-in capital	—	—
Accumulated deficit	(10,152,408)	(16,005,235)

Total Stockholders’ Deficit	(10,151,813)	(16,004,640)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$240,019,871	$239,188,665

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period from January 15, 2021 (Inception) through September 30, 2021

General and administrative expenses	$322,470	$1,228,486	$1,031,706	$1,653,465

Loss from operations	(322,470)	(1,228,486)	(1,031,706)	(1,653,465)

Other income (expense):
Dividend earned on investments held in Trust Account	1,075,085	3,065	1,420,606	3,532
Transaction costs related to issuance of warrants	—	—	—	(380,000)
Change in fair value of warrant liability	248,966	3,485,513	6,473,096	995,861
Interest earned on marketable securities held in Trust Account	—	—	—	3,043

Other income, net	1,324,051	3,488,578	7,893,702	622,436

Income (loss) before provision for income taxes	1,001,581	2,260,092	6,861,996	(1,031,029)
Provision for income taxes	(232,925)	—	(232,925)	—

Net income (loss)	$768,656	$2,260,092	$6,629,071	$(1,031,029)

Weighted average shares outstanding of Class A common stock	23,817,701	23,817,701	23,817,701	18,720,528
Basic and diluted net income (loss) per common share, Class A common stock	$0.03	$0.08	$0.22	$(0.04)

Weighted average shares outstanding of Class B common stock	5,954,425	5,954,425	5,954,425	5,857,551
Basic and diluted net income (loss) per common share, Class B common stock	$0.03	$0.08	$0.22	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Changes in Stockholders’ Deficit
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	—	$—	5,954,425	$595	—	$(16,005,235)	$(16,004,640)
Net income	—	—	—	—		1,022,480	1,022,480

Balance, March 31, 2022 (unaudited)	—	—	5,954,425	595	—	(14,982,755)	(14,982,160)
Net income	—	—	—	—		4,837,935	4,837,935

Balance, June 30, 2022 (unaudited)	—	—	5,954,425	595	—	(10,144,820)	(10,144,225)
Net income	—	—	—	—	—	768,656	768,656
Accretion of Class A Common stock to redemption amount						(776,244)	(776,244)

Balance, September 30, 2022 (unaudited)	—	$—	5,954,425	$595	—	$(10,152,408)	$(10,151,813)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM
JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Changes in Stockholders’ Deficit
	Class A Common Stock		Class B Common Stock		Additional paid-in capital	Accumulated deficit	Total Stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance — January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,325,000	633	24,367	—	25,000
Excess consideration received for purchase of Private Placement warrants by Sponsor	—	—	—	—	2,930,868	—	2,930,868
Forfeiture of Founder Shares	—	—	(370,575)	(38)	38	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(2,955,273)	(16,789,942)	(19,745,215)
Net income	—	—	—	—	—	1,778,478	1,778,478
Balance, March 31, 2021 (unaudited)	—	—	5,954,425	595	—	(15,011,464)	(15,010,869)
Net loss	—	—	—	—	—	(5,069,599)	(5,069,599)

Balance, June 30, 2021 (unaudited)	—	—	5,954,425	595	—	(20,081,063)	(20,080,468)
Net income	—	—	—	—	—	2,260,092	2,260,092

Balance, September 30, 2021 (unaudited)	—	$—	5,954,425	$595	$—	$(17,820,971)	$(17,820,376)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from January 15, 2021 (Inception) through September 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$6,629,071	$(1,031,029)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	—	(3,043)
Dividend earned on investments held in Trust Account	(1,420,606)	(3,532)
Transaction costs related to issuance of warrants	—	380,000
Change in fair value of warrant liability	(6,473,096)	(995,861)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	158,290	(499,496)
Income tax payable	180,925	—
Accrued expenses	(5,694)	1,106,484

Net cash used in operating activities	(931,110)	(1,046,477)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(238,177,010)

Net cash used in investing activities	—	(238,177,010)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	238,177,010
Proceeds from sale of Private Placements Warrants	—	6,763,540
Proceeds from promissory note - related party	500,000	250,000
Repayment of promissory note - related party	—	(250,000)
Payment of offering costs	—	(5,038,459)

Net cash provided by financing activities	500,000	239,927,091

Net Change in Cash	(431,110)	703,604
Cash - Beginning of period	587,754	—

Cash - End of period	$156,644	$703,604

Supplemental disclosure of cash flow information
Income taxes paid	$52,000	$—

Non-Cash investing and financing activities:
Deferred underwriting fees	$—	$8,336,195
Offering costs included in accrued expenses	$—	$2,211

Forfeiture of Founder Shares	$—	$38

The accompanying notes are an integral part of the unaudited condensed financial statements.

SANDBRIDGE X2 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity from inception through September 30, 2022 relates to the Company’s formation, and the initial public offering (“Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
of the Investment Company Act, as determined by the Company, until the earlier of (i) the
completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
Transaction costs for the Initial Public Offering amounted to $13,341,815, consisting of $4,367,540 in cash underwriting fees, $8,336,195 of deferred underwriting fees and $638,080 of other offering costs. The underwriters will forfeit any rights or claims to the deferred underwriting fees if the Company does not complete an initial
Business Combination.
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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange rules and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.
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
The Company will have until March 12, 2023, or such other date as a result of stockholder vote to amend the Amended and Restated Certificate of Incorporation, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account
,
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
The
Company is seeking stockholder approval to (i) amend
its Amended and Restated Certificate of Incorporation to change the date by which the Company must consummate a Business Combination from March 12, 2023 (the “Original Termination Date”) to December 15, 2022 or such earlier date as is determined by the Board in its sole discretion (such date the “Amended Termination Date” and such proposal the “Charter Amendment Proposal”) and (ii) amend the Investment Management Trust Agreement, dated March 9, 2021 (the “Trust Agreement”) by and between the Company and Continental Stock Transfer and Trust Company (“Trustee”) to change the date on which Trustee must commence liquidation of the Trust Account from the earlier of the Company’s completion of a Business Combination and the Original Termination Date to the Amended Termination Date (“Trust Agreement Amendment Proposal”). The purpose of the Charter Amendment Proposal and the Trust Agreement Amendment Proposal is to permit the wind-up,
liquidation and dissolution of the Company promptly following the Amended Termination Date so that the public stockholders may elect to redeem all or a portion of their issued and outstanding Public Shares in exchange for their pro rata portion of the funds held in the Trust Account without having to wait for approximately another three months for such capital to be returned, while continuing to earn minimal interest (such redemption the “Post-Amendment Share Redemption”). The Company has filed a definitive proxy statement with the SEC in respect of the Charter Amendment Proposal and the Trust Agreement Amendment Proposal. The Company has established October 31, 2022 as the record date for determining stockholders entitled to receive notice of, and vote at, the stockholder meeting (the “Stockholder Meeting”) being held to consider such proposals. If the Charter Amendment Proposal and the Trust Agreement Amendment Proposal are approved, the Company will (i) immediately after the Stockholder Meeting, cease all operations, except for the purpose of winding up; (ii) as promptly as reasonably possible but not later than the earlier of December 30, 2022 and ten business days after the Amended Termination Date, complete the Post-Amendment Share Redemption, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, if any (less
$100,000
of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares; and (iii) as promptly as reasonably possible following such Post-Amendment Share Redemption and subject to the approval of the Board and the Company’s remaining stockholders after completion of the Post-Amendment Share Redemption, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Stockholder Meeting is scheduled to be held at 10:00 a.m., Eastern

Time, on November 29, 2022, at the offices of Ropes & Gray LLP located at 1211 Avenue of the Americas, New York, New York 10036.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note
5
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
SEC on March 30, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $157,000 in its operating bank account, working capital deficit of approximately $1,974,000 and investments held in the Trust Account of approximately $239.6 million.
Dividend
s
earned
on the balance in the Trust Account may be used to pay the Company’s franchise and income tax obligations.
If the Charter Amendment Proposal and Trust Agreement Amendment Proposal are not approved at the Stockholder Meeting, then management intends to use substantially all of the funds held in the Trust Account to complete a Business Combination and to pay the Company’s expenses relating thereto, with any remainder used to fund the combined company’s working capital and for general corporate purposes post-closing.
The Company is seeking stockholder approval for the Charter Amendment Proposal and the Trust Agreement Amendment Proposal. The purpose of the Charter Amendment Proposal and the Trust Agreement Amendment Proposal is to permit the wind-up, liquidation and dissolution of the Company promptly following the Amended Termination Date so that the public stockholders may elect to redeem all or a portion of their issued and outstanding Public Shares in exchange for their pro rata portion of the funds held in the Trust Account without having to wait for approximately another three months for such capital to be returned, while continuing to earn minimal interest. The Company has filed a definitive proxy statement with the SEC in respect of the Charter Amendment Proposal and the Trust Agreement Amendment Proposal. The Company has established October 31, 2022 as the record date for determining stockholders entitled to receive notice of, and vote at, the Stockholder Meeting being held to consider such proposals. If the Charter Amendment Proposal and the Trust Agreement Amendment Proposal are approved, the Company will (i) immediately after the Stockholder Meeting, cease all operations, except for the purpose of winding up; (ii) as promptly as reasonably possible but not later than the earlier of December 30, 2022 and ten business days after the Amended Termination Date, complete the Post-Amendment Share Redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, if any (less $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares; and (iii) as promptly as reasonably possible following such Post-Amendment Share Redemption and subject to the approval of the Board and the Company’s remaining stockholders after completion of the Post-Amendment Share Redemption, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Stockholder Meeting is scheduled to be held at 10:00 a.m., Eastern
Time, on November 29, 2022, at the offices of Ropes & Gray LLP located at 1211 Avenue of the Americas, New York, New York 10036.
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
“Going Concern,” as of September 30, 2022, management has determined that the working capital deficit and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the filing of this report. If the Charter Amendment Proposal and Trust Agreement Amendment Proposal are not approved at the Stockholder Meeting, then the Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination by March 12, 2023. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 or December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account includes investments in money market funds that invest in U.S. government securities. The Company records investments in money market funds that invest in U.S. government securities at fair value, which is determined using available market information.
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

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period, if necessary. Increases or decreases in the carrying value of redeemable shares are affected by charges against retained earnings or, in the absence of retained earnings, by charges against additional paid-in
capital. Accordingly, at September 30, 2022 and December 31, 2021, all 23,817,701 of the shares of Class A common stock that were subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$238,177,010
Less:
Allocation to Public Warrants	(6,748,349)
Class A common stock issuance costs	(12,961,816)
Add:
Accretion of carrying value to redemption value	19,710,165

Class A common stock subject to possible redemption at December 31, 2021	238,177,010
Plus:
Accretion of carrying value to redemption value	776,244

Class A common stock subject to possible redemption at September 30, 2022	$238,953,254

Warrant Liability
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from
Equity,” and
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022, the Company had a deferred tax asset of approximately $37,000, which had a full valuation allowance recorded against it of approximately $37,000. As of December 31, 2021, the Company had a deferred tax asset of approximately $43,000, which had a full valuation allowance recorded against it of approximately $43,000.
The Company’s current taxable income primarily consists of dividend
s
earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. During the nine months ended September 30, 2022, the Company recorded tax expense of $232,925. The Company’s effective tax rate for the nine months ended September 30, 2022 was approximately
3.4%,
which differs from the expected income tax rate due to the
start-up
costs (discussed above), which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The
Company has been
subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) per Common Share
The Company applies the
two-class
method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend for the purposes of the numerator in the earnings per share calculation. Net income (loss) per common share is computed by dividing the pro rata net income (loss) between the Class A common stock and the Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 12,448,261 shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2022		For the Period January 15, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$614,925	$153,731	$1,808,074	$452,018	$5,303,257	$1,325,814	$(792,210)	$(238,819)
Denominator:
Basic and diluted weighted average shares outstanding	23,817,701	5,954,425	23,817,701	5,954,425	23,817,701	5,954,425	18,720,528	5,857,551
Basic and diluted net income (loss) per share of common stock	$0.03	$0.03	$0.08	$0.08	$0.22	$0.22	$(0.04)	$(0.04)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the derivative assets and liabilities.

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt - Debt with Conversion and Other Options (Subtopic
470-20)
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
Administrative Support Agreement
The Company entered into an agreement, commencing on March 9, 2021, to pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon the earlier of completion of a Business Combination and its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021, the Company incurred fees of
$30,000, $90,000, $30,000 and $70,000, respectively. As of September 30, 2022 and December 31, 2021, $80,000 and $10,000
, respectively, are
included in accounts payable and accrued expenses in the accompanying condensed balance sheets.
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

Related Party Loans
On May 11, 2022, the Company issued a promissory note to its Sponsor permitting borrowings of up to $1,500,000 to provide the Company with working capital in order to finance transaction costs in connection with a Business Combination (the “Working Capital Loan”). The Company received an initial $500,000 under the promissory note, with additional borrowings available only at the discretion of the Sponsor and its members. The Working Capital Loan is non-interest
bearing, and is due upon consummation of a Business Combination. If the Company completes a Business Combination, the Company will repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account will be used to repay the Working Capital Loan. If the Company does not complete a Business Combination, the note will not be repaid and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As of September 30, 2022 $500,000 was outstanding under the Working Capital Loan.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date these condensed financial statements were issued. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

NOTE 6. STOCKHOLDERS’ DEFICIT
Preferred Stock
-
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 23,817,701 shares of Class A common stock issued and outstanding, of which all have been classified as Class A common stock subject to possible redemption.
Class
 B Common Stock
- The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 5,954,425 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share. Prior to the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors.
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
NOTE 7. WARRANTS
As of September 30, 2022 and December 31, 2021, there were 7,939,234 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
if the Reference Value is less than $
18.00
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
In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A common share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20
-
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
As of September 30, 2022 and December 31, 2021, there were 4,509,027 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account—Money Market Funds	1	$239,609,223	1	$238,188,617
Liabilities:
Warrant liability—Public Warrants	2	$317,569	1	$4,445,971
Warrant liability—Private Placement Warrants	2	$180,361	2	$2,525,055
At September 30, 2022, assets held in the Trust Account were comprised of $239,609,223 in Money Market Funds. During the three and nine months ended September 30, 2022 and September 30, 2021, the Company did not withdraw any dividend income from the Trust Account.
Warrants—Subsequent Measurement
The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants for each quarterly reporting period is classified as Level 1 when an observable market quote in an active market is available. When the Public Warrants do not trade in an active market on the measurement date, the Public Warrants are classified as Level 2. When an observable market quote in an active market is not available, a binomial lattice model is used to value the warrant liability, and the Public Warrants are classified as Level 3. The subsequent measurement of the Private Placement Warrants for each quarterly reporting period is classified as Level 2 when a quoted market price for a similar instrument is available. When an observable market quote is not available, a binomial lattice model is used and the Private Placement Warrants are classified as Level 3. For the three months ended September 30, 2022, the warrant liability for the public and private warrants were transferred from Level 3 to Level 2.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
The following table represents warrant liability for nine months ended September 30, 2022:

	Private Placement Warrants	Public Warrants	Warrant Liabilities

Fair value as of December 31, 2021	$2,525,055	$4,445,971	$6,971,026
Change in fair value of warrant liability	(450,903)	(793,923)	(1,244,826)

Fair value as of March 31, 2022	2,074,152	3,652,048	5,726,200
Change in fair value of warrant liability	(1,803,610)	(3,175,694)	(4,979,304)
Fair value as of June 30, 2022	270,542	476,354	746,896
Change in fair value of warrant liability	(90,181)	(158,785)	(248,966)
Fair value as of September 30, 2022	$180,361	$317,569	$497,930

Transfers from Level 1, 2, and 3 are recognized at the beginning of the reporting period in which a change in valuation or methodology occurs. The table below presents the estimated value of the Private Placement Warrants and Public Warrants transferred from a Level 3 measurement to a Level 2 measurement due to the make-whole provision included in the warrant agreement.

	Private Placement Warrants	Public Warrants	Warrant Liabilities

Fair value as of December 31, 2021	$—	$—	$—
Change in fair value of warrant liability	—	—	—

Fair value as of March 31, 2022	—	—	—
Change in fair value of warrant liability	(1,803,611)	(3,175,694)	(4,979,304)
Transfer to level 3	2,074,152	3,652,048	5,726,200

Fair value as of June 30, 2022	270,542	476,354	746,896
Transfer to level 2	(270,542)	(476,354)	(746,896)

Fair value as of September 30, 2022	$—	$—	$—

The following table provides quantitative information regarding Level 3 fair measurements:

At September 30, 2021
Unit price	$9.71
Strike price	$11.50
Term (in years)	0.45
Volatility	13.4%
Risk-free rate	1.05%
Dividend yield	0.0%
Fair value of warrants	$0.77

The following table presents the changes in the fair value of warrant liability for the period from January 15, 2021 (inception) through September 30, 2021:

	Private Placement	Public Warrants	Warrant Liabilities

Fair value as of January 15, 2021	$—	$—	$—
Initial measurement on March 12, 2021	3,832,673	6,748,349	10,581,022
Change in fair value of warrant liability	901,805	1,587,847	2,489,652

Fair value as of June 30, 2021	4,734,478	8,336,196	13,070,674
Change in fair value of warrant liability	(1,262,527)	(2,222,986)	(3,485,513)

Fair value as of September 30, 2021	$3,471,951	$6,113,210	$9,585,161

NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On November 1, 2022, the staff of New York Stock Exchange (“NYSE”) delisted the warrants of the Company and suspended trading in the Company’s warrants.
On October 24, 2022, the Company filed a definitive proxy statement with the SEC in respect of proposals seeking stockholder approval of the Charter Amendment Proposal and Trust Agreement Amendment Proposal to permit the Post-Amendment Share Redemption and liquidation of the Company on or prior to December 30, 2022. The Company has established October 31, 2022 as the record date for determining stockholders entitled to receive notice of, and vote at, the Stockholder Meeting. If the Charter Amendment Proposal and the Trust Agreement Amendment Proposal are approved, the Company will (i) immediately after the Stockholder Meeting, cease all operations, except for the purpose of winding up; (ii) as promptly as reasonably possible but not later than the earlier of December 30, 2022 and ten business days after the Amended Termination Date, complete the Post-Amendment Share Redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, if any
(less $100,000
of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares; and (iii) as promptly as reasonably possible following such Post-Amendment Share Redemption and subject to the approval of the Board and the Company’s remaining stockholders after completion of the Post-Amendment Share Redemption, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Stockholder Meeting is scheduled to be held at 10:00 a.m., Eastern Time
, on November 29, 2022, at the offices of Ropes & Gray LLP located at 1211 Avenue of the Americas, New York, New York 10036.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2022, and the Risk Factors section of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 10, 2022. The Company’s SEC filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare and consummate the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest and dividend income on marketable securities held in our trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 15, 2021 (inception) through September 30, 2021, we had a net loss of $1,031,029 which consists of operating costs of $1,653,465, transaction costs allocated to warrant liability of $380,000 and a change in fair value of our warrant liability of $995,861, offset by interest income on marketable securities held in the Trust Account of $3,043 and dividend income of $3,532.

For the nine months ended September 30, 2022, we had net income of $6,629,071 which consists of operating costs of $1,031,706, offset by a change in the fair value of our warrant liability of $6,473,096 and dividend income of $1,420,606.

For the three months ended September 30, 2021, we had net income of $2,260,092, which consisted of operating cost of $1,228,486, a change in fair value of our warrant liability of $3,485,513 and dividend income of $3,065.

For the three months ended September 30, 2022, we had a net income of $768,656, which consists of operating costs of $322,470, offset by a change in the fair value of our warrant liability of $248,966 and dividend income of $1,075,085.

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

For the nine months ended September 30, 2022, cash used in operating activities was $931,110. Net income of $6,629,071 was affected by dividends earned on marketable securities held in the Trust Account of $1,420,606 and change in the fair value of the warrant liability of $6,473,096. Changes in operating assets and liabilities used $100,596 of cash from operating activities. For the period from January 15, 2021 (inception) through September 30, 2021, cash used in operating activities was $1,046,477. Net loss of $1,031,029 was affected by transaction costs allocated to warrant liability of $380,000, interest earned on marketable securities held in the Trust Account of $3,043 and dividend earned on marketable securities held in Trust Account of $3,532, and change in the fair value of the warrant liability of $995,861. Changes in operating assets and liabilities provided $606,988 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $239,609,223 consisting of money market funds.

On October 24, 2022, the Company filed a definitive proxy statement with the SEC in respect of proposals seeking stockholder approval to: (i) amend its Amended and Restated Certificate of Incorporation to change the date by which the Company must consummate a Business Combination from March 12, 2023 (the “Original Termination Date”) to December 15, 2022 or such earlier date as is determined by the Board in its sole discretion (such date the “Amended Termination Date” and such proposal the “Charter Amendment Proposal”) and (ii) amend the Investment Management Trust Agreement, dated March 9, 2021 (the “Trust Agreement”) by and between the Company and Continental Stock Transfer and Trust Company (“Trustee”) to change the date on which Trustee must commence liquidation of the Trust Account from the earlier of the Company’s completion of a Business Combination and the Original Termination Date to the Amended Termination Date (“Trust Agreement Amendment Proposal”). The purpose of the Charter Amendment Proposal and the Trust Agreement Amendment Proposal is to permit the wind-up, liquidation and dissolution of the Company promptly following the Amended Termination Date so that the holders of the issued and outstanding Class A Common Stock issued in the Initial Public Offering (the “Public Stockholders”) may elect to redeem all or a portion of their issued and outstanding Class A Common stock issued in the Initial Public Offering (the “Public Shares”) in exchange for their pro rata portion of the funds held in the Trust Account without having to wait for approximately another 3 months for such capital to be returned, while continuing to earn minimal interest (such redemption the “Post-Amendment Share Redemption”). The Company has filed a definitive proxy statement with the SEC in respect of the Charter Amendment Proposal and the Trust Agreement Amendment Proposal. The Company has established October 31, 2022 as the record date for determining stockholders entitled to receive notice of, and vote at, the stockholder meeting (the “Stockholder Meeting”) being held to consider such proposals. If the Charter Amendment Proposal and the Trust Agreement Amendment Proposal are approved, the Company will (i) immediately after the Stockholder Meeting, cease all operations, except for the purpose of winding up; (ii) as promptly as reasonably possible but not later than the earlier of December 30, 2022 and ten business days after the Amended Termination Date, complete the Post-Amendment Share Redemption, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, if any (less $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares; and (iii) as promptly as reasonably possible following such Post-Amendment Share Redemption and subject to the approval of the Board and the Company’s remaining stockholders after completion of the Post-Amendment Share Redemption, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Stockholder Meeting is scheduled to be held at 10:00 am, Eastern Time, on November 29, 2022, at the offices of Ropes & Gray LLP located at 1211 Avenue of the Americas, New York, New York 10036.

If we do not obtain stockholder approval for the Charter Amendment Proposal and the Trust Agreement Amendment Proposal at the Stockholder Meeting, and if we identify a counterparty to a potential business combination transaction, which we do not expect to do prior to the end of the Combination Period, we intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest and dividend income earned on the Trust Account (less income taxes payable), to complete our Business Combination. We may withdraw interest and dividend income to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $156,644 outside of the Trust Account. If we do not receive stockholder approval for the Charter Amendment Proposal and Trust Agreement Amendment Proposal, then we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. If we receive stockholder approval for the Charter Amendment Proposal and the Trust Agreement Amendment Proposal, then we intend to use the funds held outside the Trust Account to wind up and dissolve the Company.

On May 11, 2022, the Company issued a promissory note to its Sponsor permitting borrowings of up to $1,500,000 to provide the Company with working capital in order to finance transaction costs in connection with a Business Combination (the “Working Capital Loan”). The Company received an initial $500,000 under the promissory note, with additional borrowings available only at the discretion of the Sponsor and its members. The Working Capital Loan is non-interest bearing, and is due upon consummation of a Business Combination. If the Company completes a Business Combination, the Company will repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account will be used to repay the Working Capital Loan. The Sponsor may opt to convert the outstanding balance of the Working Capital Loan to warrants, at price of $1.50 per warrant, of the post Business Combination entity (the “Working Capital Loan Warrants”). The terms of the Working Capital Loan Warrants will be identical to the terms of the Private Placement Warrants (see Note 7). If the Company does not complete a Business Combination, the note will not be repaid and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. As of September 30, 2022, $500,000 was outstanding under the Working Capital Loan.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement that commenced on March 9, 2021, pursuant to which we pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services and the Working Capital Loan from our Sponsor of up to $1,500,000, of which $500,000 was outstanding as of September 30, 2022. Upon the earlier of the completion of a Business Combination and our liquidation, we will cease paying monthly fees to the Sponsor and will either repay the Working Capital Loan in full or convert the balance of the loan into Working Capital Loan Warrants.

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

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The Company adopted the ASU on January 1, 2022. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. For a detailed discussion of the risks that affect our business please refer to the sections titled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2022 (the “2021 Form 10-K”) and Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 10, 2022 (the “2Q Form 10-Q”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2021 Form 10-K and the 2Q Form 10-Q.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are trading on NYSE, we will be a “covered corporation” within the meaning of the IR Act. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, unless an exemption is available. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain. Except for franchise taxes and income taxes, we may be prohibited from using the proceeds placed in the trust account and the interest earned thereon to pay for fees or taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the IR Act on any redemptions or stock buybacks by the Company.

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

SANDBRIDGE X2 CORP

Date: November 10, 2022	By:	/s/ Ken Suslow
	Name: Title:	Ken Suslow Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Richard Henry
	Name: Title:	Richard Henry Chief Financial Officer (Principal Financial and Accounting Officer)